Form 10-K
period 2005-12-31
PPLUS Trust Series GSC-2
filed 2006-03-30
CIK 1294808

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                           --------------------------

      For the fiscal year ended:                Commission file number:
           December 31, 2005                           001-32247

                          MERRILL LYNCH DEPOSITOR, INC.
                     (ON BEHALF OF PPLUSTRUST SERIES GSC-2)
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  13-3891329
           (State or other                          (I. R. S. Employer
           jurisdiction of                          Identification No.)
           incorporation)

      WORLD FINANCIAL CENTER,                             10080
         NEW YORK, NEW YORK                             (Zip Code)
        (Address of principal
         executive offices)

                           --------------------------

       Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

PPLUS Trust Certificates Series GSC-2 listed on The New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                           Yes [ ]             No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                           Yes [ ]             No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]             No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           Yes [ ]             No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes [ ]             No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

       PART I

       ITEM 1.           BUSINESS

                         For information with respect to the underlying securities held by PPLUS Trust Series GSC-2, please refer to The Goldman Sachs Group, Inc.'s (Commission file number 001-14965) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities guarantor and the underlying securities issuer have filed electronically with the SEC.

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

       ITEM 1A.          RISK FACTORS

                         Your investment in the trust certificates will involve certain risks. You should carefully consider the following discussion of risks, and the other information included or incorporated by reference in the applicable prospectus supplement and the accompanying prospectus. You should also carefully consider any risk factors and other information that the underlying securities guarantor may file in its Exchange Act reports as referenced in Item 1 above.

                         IF THE UNDERLYING SECURITIES ARE REDEEMED PRIOR TO THE MATURITY DATE OF THE UNDERLYING SECURITIES OR IF ANY CALL WARRANTS ARE EXERCISED PRIOR TO THE STATED MATURITY DATE, YOU MAY NOT BE ABLE TO REINVEST YOUR REDEMPTION OR CALL PROCEEDS AT A YIELD COMPARABLE TO THE YIELD YOU WOULD HAVE RECEIVED ON YOUR TRUST CERTIFICATES

                         The yield you will realize on your trust certificates depends upon several factors, including:

                         o whether an early termination payment is payable by the trust to the swap counterparty,

                         o   the purchase price of trust certificates,

                         o   when you acquire your trust certificates,

                         o whether the underlying securities issuer exercises its option to redeem the underlying securities, and

                         o whether the call warrant holders exercise their optional rights to purchase outstanding trust certificates.

                         The underlying securities issuer has the right to redeem the underlying securities in whole or in part at its option or in part if it becomes obligated to pay additional amounts. Because the underlying securities issuer has the right to redeem the underlying securities early, we cannot assure you that the trust will be able to hold the underlying securities until the maturity date of the underlying securities.

                         Although the call warrant holders are not obligated to exercise the call warrants, the yield you will realize on your trust certificates depends on whether the call warrant holders exercise their call warrants to purchase the trust certificates.

                         Prevailing interest rates at the time of an early redemption or a call exercise may be lower than the yield on your trust certificates. Therefore, you may be unable to realize a comparable yield upon reinvesting the funds you receive from an early redemption or exercise of any call warrants. In addition, if the prevailing market value of the trust certificates exceeds the redemption price or call exercise price paid to you upon redemption of the underlying securities or the exercise of a call, you will not be able to realize such excess.

                         YOU MAY SUFFER LOSSES AS A RESULT OF ANY SWAP EARLY TERMINATION PAYMENT UPON THE LIQUIDATION OF THE UNDERLYING SECURITIES

                         In event the underlying securities are liquidated as a result of a default by the underlying securities issuer on its obligations or the underlying securities issuer ceases to file Exchange Act reports, or upon an underlying securities bankruptcy event, trust swap payment default or a trust regulatory event, you will not receive any distributions payable to you until after the payment of the early termination payment (if any is then payable) to the swap counterparty. Unless the proceeds received from the liquidation of the underlying securities are sufficient to pay any early termination payment plus the certificate principal balance and accrued and unpaid interest then due on the trust certificates, you will suffer a loss as a result of such early termination payment and such liquidation. This loss could be quite substantial in relation to the total value of your trust certificates.

                         YOU MAY NOT BE PAID IF THE ASSETS OF THE TRUST ARE INSUFFICIENT

                         Currently, the trust has no significant assets other than the underlying securities, the underlying securities guarantee and the swap agreement. If the underlying securities or payments made under the underlying securities guarantee and the swap agreement are insufficient to make payments or distributions on the trust certificates, no other assets will be available for payment of the deficiency.

                         The underlying securities issuer conducts its business through subsidiaries. Accordingly, its ability to meet its obligations under the underlying securities is dependent on the earnings and cash flows of those subsidiaries and the ability of those subsidiaries to pay dividends or to advance or repay funds to the underlying securities issuer. In addition, the rights that the underlying securities issuer and its creditors would have to participate in the assets of any such subsidiary upon the subsidiary's liquidation or recapitalization will be subject to the prior claims of the subsidiary's creditors. Certain subsidiaries of the underlying securities issuer have incurred substantial amounts of debt in the expansion of their businesses, and the underlying securities issuer anticipates that certain of its subsidiaries will do so in the future.

                         YOU MAY NOT RECOVER THE WHOLE OF THE PRESENT VALUE OR STATED AMOUNT (IF APPLICABLE) OF YOUR TRUST CERTIFICATES IF THE TRUST DISPOSES OF THE UNDERLYING SECURITIES ON A DEFAULT BY THE UNDERLYING SECURITIES ISSUER OR IN THE EVENT THE UNDERLYING SECURITIES GUARANTOR CEASES FILING EXCHANGE ACT REPORTS

                         If the underlying securities issuer defaults on its obligations under the underlying securities or the underlying securities guarantor ceases to file Exchange Act reports, then the trust will either distribute the underlying securities to the trust certificateholders or dispose of them and distribute the proceeds to the trust certificateholders. Your recovery in either of those events may be limited by three factors:

                         o if a default occurs, the market value of the underlying securities may be adversely affected and the proceeds of their disposition may be lower than the aggregate present value or stated amount (if applicable) of the trust certificates;

                         o in either event, any distribution of funds or underlying securities by the trust to the trust certificateholders will be done in accordance with the allocation ratio as described in the applicable prospectus supplement relating to the trust certificates. The funds or aggregate principal amount of underlying securities you receive on that distribution may be less than the present value or stated amount (if applicable) of your trust certificates; and

                         o any such distribution of funds will be subject to the payment by the trust to the swap counterparty of any early termination payment.

                         THE TRUSTEE WILL NOT MANAGE THE UNDERLYING SECURITIES

                         Except as described below, the trust will not dispose of any underlying securities, even if an event occurs that adversely affects the value of the underlying securities or that adversely affects the underlying securities issuer or the underlying securities guarantor. As provided in the applicable trust agreement, the trust will dispose of the underlying securities only if:

                         o there is a payment default on any underlying securities,

                         o there is another type of default that accelerates the maturity of the underlying securities, or

                         o the underlying securities guarantor ceases to file Exchange Act reports.

                         Under the first circumstance listed above, the trustee must sell the underlying securities on behalf of the trust, even if adverse market conditions exist. The trustee has no discretion to do otherwise. If adverse market conditions do exist at the time of the trustee's sale of the underlying securities, you may incur greater losses than if the trust continued to hold the underlying securities.

                         THE TRUST CERTIFICATES ARE SUBJECT TO THE
                         CREDITWORTHINESS OF THE UNDERLYING SECURITIES ISSUER AND THE UNDERLYING SECURITIES GUARANTOR

                         The trust certificates represent interests in obligations of the underlying securities issuer and the underlying securities guarantor. In particular, the trust certificates will be subject to all the risks associated with directly investing in both underlying securities issuer's and the underlying securities guarantor's unsecured subordinated debt obligations. None of the underlying indenture, the underlying securities or the underlying securities guarantee places a limitation on the amount of indebtedness that may be incurred by the underlying securities issuer or underlying securities guarantor.

                         THE TRUST'S RIGHT TO DIRECT ACTION AGAINST THE UNDERLYING SECURITIES GUARANTOR TO ENFORCE THE RIGHTS OF THE UNDERLYING SECURITIESHOLDERS IS LIMITED

                         If a debenture event of default occurs and is continuing, then the holders of the underlying securities would rely on, and in certain circumstances could cause, the trustee of the underlying securities issuer to enforce its rights as a holder of the underlying securities and the underlying securities guarantee on behalf of the underlying securities issuer against the underlying securities guarantor. In addition, any registered holder of underlying securities may institute a legal proceeding directly against the underlying securities guarantor to enforce its rights against the underlying securities guarantor without first instituting any legal proceeding against the underlying securities trustee or any other person or entity.

                         THE UNDERLYING SECURITIES GUARANTOR HAS THE ABILITY TO DEFER INTEREST PAYMENTS ON THE UNDERLYING SECURITIES

                         The underlying securities guarantor can, on one or more occasions, defer interest payments on the underlying securities for up to 10 consecutive semiannual interest periods, but not beyond the maturity date of the underlying securities. If the underlying securities guarantor defers interest payments on the underlying securities, the underlying securities issuer will defer distributions on the underlying securities. If the underlying securities issuer defers distributions on the underlying securities, the trust will defer distributions on the trust certificates during any deferral period. No additional amounts will accrue on the trust certificates or be owed to trust certificateholders as a result of any delay, but any additional amounts owed and paid by the underlying securities issuer as a result of the delay will be paid to the trust certificateholders. Prior to the termination of any deferral period, the underlying securities guarantor may further extend the deferment, but the total of all deferral periods must not exceed 10 consecutive semiannual interest periods or extend beyond the maturity date. Upon the termination of any deferral period and the payment of all amounts then due, the underlying securities guarantor may commence a new deferral period, subject to the above requirements.

                         Because the underlying securities guarantor has the right to defer interest payments, the market price of the underlying securities (which represent an undivided beneficial interest in the underlying securities) may be more volatile than other similar securities where the issuer does not have the right to defer interest payments.

                         IF THE UNDERLYING SECURITIES GUARANTOR EXERCISES ITS OPTION TO DEFER INTEREST PAYMENTS ON THE UNDERLYING SECURITIES, THE TRUST CERTIFICATEHOLDERS MAY FACE ADVERSE TAX CONSEQUENCES

                         Should the underlying securities guarantor exercise its right to defer any payment of interest on the underlying securities, each underlying securities holder will be required to accrue interest income (as original issue discount) in respect of the deferred stated interest allocable to its share of the underlying securities for United States federal income tax purposes. As a result, a trust certificateholder, as a beneficial owner of the underlying securities, would have to include this amount in gross income for United States federal income tax purposes prior to the receipt of any cash distributions. In addition, the trust certificateholder would not receive cash from the underlying security issuer related to this income if the trust certificateholder disposes of the trust certificates prior to the record date on which distributions of these amounts are made. To the extent the selling price is less than the trust certificateholder's adjusted tax basis (which will include, in the form of original issue discount all accrued but unpaid interest), the trust certificateholder will recognize a capital loss. Subject to limited exceptions, capital losses cannot be applied to offset ordinary income for United States federal income tax purposes.

                         THE PAYMENTS OWED TO THE TRUST CERTIFICATEHOLDERS ARE UNSECURED OBLIGATIONS

                         In a liquidation, holders of the underlying securities, including the trust, will be paid only after holders of secured obligations of the underlying securities issuer. According to the underlying securities prospectus, the underlying securities are unsecured and rank equally with all other unsecured and unsubordinated indebtedness of the underlying securities issuer.

                         IF THE SWAP AGREEMENT IS TERMINATED AS A RESULT OF A SWAP AGREEMENT TERMINATION EVENT WHICH IS NOT A TRUST TERMINATION EVENT, THEN THE YIELD ON THE TRUST CERTIFICATES WILL BE CONVERTED FROM A FLOATING RATE TO A FIXED RATE AND DISTRIBUTIONS TO YOU WILL BE MADE SEMIANNUALLY INSTEAD OF QUARTERLY

                         The ability of the trust to make quarterly payments on interest rate distributions on the trust certificates will be dependent on the performance by the swap counterparty of its payment obligations under the swap agreement. If the swap agreement were to be terminated as a result of a swap agreement termination event that is not also a trust termination event, then (i) the trust will remain in existence without any rights or obligations under the swap agreement and (ii) you will receive a pro rata share of the fixed rate interest payments received by the trust in respect of the underlying securities on a semiannual basis, instead of a pro rata share of the floating rate payments under the swap agreement received by the trust on a quarterly basis.

                         YOU WILL NOT RECEIVE TIMELY DISTRIBUTION ON THE TRUST CERTIFICATES IF THE TRUST DOES NOT RECEIVE TIMELY DISTRIBUTION ON THE UNDERLYING SECURITIES

                         The underlying issuer may defer the payment of interest on the junior subordinated debentures at any time and in each case for up to 10 semiannual consecutive interest periods, provided that (i) no extension period may extend beyond the stated maturity date of the junior subordinated debentures; and (ii) The underlying issuer is not in default under the subordinated debt indenture governing the junior subordinated debentures. If there is a deferral, the underlying securities issuer also will defer distributions on the underlying securities and the swap counterparty will not be obligated to make any payments to the trust pursuant to the swap agreement. Before any extension period ends, The underlying issuer may elect to extend the period further. At the end of any extension period and the payment of all interest then accrued and unpaid, The underlying issuer may elect to begin a new extension period. There is no limitation on the number of extension periods. If the underlying securities issuer does not pay amounts due under the underlying securities, as a result of a deferral, the swap counterparty is not obligated to make payments to the trust, and the trust will not make any corresponding payments on the trust certificates.

                         Should The underlying issuer elected to exercise its right to defer payments of interest on the junior subordinated debentures in the future, the market price of the underlying securities is likely to be adversely affected. In addition, merely as a result of the existence of The underlying issuer's right to defer payments of interest on the junior subordinated debentures, the market price of the underlying securities may be more volatile than the market prices of other securities that are not subject to such deferrals.

                         DISTRIBUTIONS AND OTHER PAYMENTS WITH RESPECT TO YOUR TRUST CERTIFICATES AND YOUR EXPECTED INVESTMENT YIELD MAY BE AFFECTED BY FACTORS SUCH AS THE PERFORMANCE OF THE TRUST ASSETS, THE REDEMPTION OF THE UNDERLYING SECURITIES AND THE EARLY TERMINATION OF THE SWAP AGREEMENT

                         A number of factors may affect the timing of distributions with respect to your trust certificates and the yield that you realize on your trust certificates, including:

                         o the purchase price you pay for your trust certificates;

                         o the interest rate on the trust certificates, which will be greater than or equal to 3.00% and will not exceed 8.00%;

                         o   the performance of the underlying securities;

                         o whether the underlying securities issuer redeems, repurchases or repays the underlying securities before their maturity;

                         o whether the underlying security guarantor elects to defer interest payments on the underlying securities;

                         o whether the underlying securities issuer defaults under the underlying securities;

                         o   the possibility that if there is a swap
                             termination event that is not a trust termination event a fixed rate of 6.345% per annum will be payable on the trust certificates, instead of the floating rate distribution amount payable under the swap agreement;

                         o the possibility that the swap agreement may be terminated early in certain circumstances, resulting in the termination of the trust prior to its scheduled termination date; and

                         o whether the holder of the call options exercises its call options on your trust certificates.

                         We can not predict whether or when the call options will be exercised, whether the underlying securities will be redeemed, repaid, repurchased or accelerated or whether interest on the underlying securities will be deferred. If the trust certificates are prepaid or if the holder of the call options exercises its call options prior to the final distribution date, then the principal of your trust certificates or the call price will be paid to the extent funds are received on the underlying securities or the holder of the call options pays the call price and your investment in the trust certificates will have a shorter average maturity.

                         UPON A SWAP TERMINATION EVENT WHEREBY THE SWAP COUNTERPARTY IS THE DEFAULTING PARTY OR AFFECTED PARTY, YOU ARE NOT LIKELY TO RECEIVE FROM THE SWAP COUNTERPARTY ANY INTEREST THAT HAS ACCRUED

                         Upon a swap termination event that is not a trust termination event whereby the swap counterparty is the defaulting party (especially upon the bankruptcy, insolvency or reorganization of the swap counterparty), it is unlikely that you will receive from the swap counterparty any interest that has accrued since the last quarterly payment of the interest distribution amount.

                         IF THE TRUST CERTIFICATES ARE PREPAID WHEN PREVAILING MARKET INTEREST RATES FOR SECURITIES OF A COMPARABLE CREDIT RATING ARE LOWER THAN THE YIELD ON YOUR TRUST CERTIFICATES, YOU MAY BE UNABLE TO REALIZE A COMPARABLE YIELD WHEN YOU REINVEST THE FUNDS THAT YOU RECEIVE FROM THE PREPAYMENT OF YOUR TRUST CERTIFICATES.

                         If the trust certificates are prepaid when prevailing market interest rates for securities of a comparable credit rating are lower than the yield on your trust certificates, you may be unable to realize a comparable yield when you reinvest the funds that you receive from the prepayment of your trust certificates. The interest rate cap on the trust certificates may limit your interest payments and may negatively impact the market value of your trust certificates.

                         The interest paid on the trust certificates is based on a floating rate that will not exceed 8.00%. If interest rates exceed 8.00%, your trust certificates will not receive interest based on the higher interest rate but rather will be capped at 8.00%. Therefore, the market value of your trust certificates will also be negatively affected as interest rates rise.

                         THE INTEREST RATE CAP ON THE TRUST CERTIFICATES MAY NEGATIVELY IMPACT THE MARKET VALUE OF YOUR TRUST CERTIFICATES

                         The interest paid on the trust certificates is based on a floating rate that will not exceed 8.00%. Therefore, the market value of your trust certificates may be negatively affected as interest rates rise.

                         THE RATINGS OF THE TRUST CERTIFICATES MAY CHANGE

                         At the time of issuance, S&P assigned ratings to the trust certificates equivalent to the ratings of the underlying securities, as of the date of the applicable prospectus supplement.

                         Any rating issued with respect to the trust certificates is not a recommendation to purchase, sell or hold a security. Ratings do not comment on the market price of the trust certificates or their suitability for a particular investor. We cannot assure you that the ratings will remain for any given period of time or that a ratings agency would not revise or withdraw entirely the ratings if, in its judgment, circumstances (including, without limitation, the rating of the underlying securities) merit. A revision or withdrawal of a rating may adversely affect the market price of the trust certificates.

ITEM 1B.                 UNRESOLVED STAFF COMMENTS

                         Not Applicable

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

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

                         Not Applicable.

PART IV

ITEM 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                         (a)(1)  Financial Statements: Not Applicable.

                         (a)(2)  Financial Statement Schedules: Not Applicable.

                         (a)(3)  List of Exhibits

                         The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

                             31.1 Certification of President of Registrant dated March 27, 2006, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

                             99.1 Trustee's Annual Compliance Certificate dated February 21, 2006.

                             99.2.    Report of Deloitte & Touche LLP,
                                      Independent Registered Public Accounting
                                      Firm, dated March 24, 2006, Registrant's
                                      Assertion on Compliance with PPLUS Minimum
                                      Servicing Standards dated March 24, 2006 and PPLUS Minimum Servicing Standards.

                             99.3. Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 21, 2006, The Bank of New York's Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 21, 2006 and PPLUS Minimum Servicing Standards.

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

                                           MERRILL LYNCH DEPOSITOR, INC.

Date: March 27, 2006                      By: /s/ Stephan Kuppenheimer
                                             -----------------------------
                                                Name:  Stephan Kuppenheimer
                                                Title: President