Form 10-K
period 2006-12-31
PPLUS Trust Series GSC-2
filed 2007-03-26
CIK 1294808

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2006	001-32247
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF PPLUSTRUST SERIES GSC-2)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

WORLD FINANCIAL CENTER, NEW YORK, NEW YORK (Address of principal executive offices)	10080 (Zip Code)

Registrant’s telephone number, including area code: (212) 449-1000
Securities registered pursuant to Section 12(b) of the Act:
PPLUS Trust Certificates Series GSC-2 listed on The New York Stock Exchange.
Securities registered pursuant to Section 12(g) of the Act:
Not Applicable.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not Applicable.
Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.
Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE
None.
PART I
ITEM 1. BUSINESS
For information with respect to the underlying securities held by PPLUS Trust Series GSC-2, please refer to The Goldman Sachs Group, Inc.’s (Commission file number 001-14965) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the “SEC”). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC’s Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC’s website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities guarantor and the underlying securities issuer have filed electronically with the SEC.
Although we have no reason to believe the information concerning the underlying securities and the junior subordinated debentures or the underlying securities guarantor and the underlying securities issuer contained in the underlying securities guarantor’s Exchange Act reports is not reliable, neither the depositor nor the trustee participated in the preparation of such documents or made any due diligence inquiry with respect to the information provided therein. No investigation with respect to the underlying securities guarantor and underlying securities issuer (including, without limitation, no investigation as to their respective financial condition or creditworthiness) or of the underlying securities and the junior subordinated debentures has been made. You should obtain and evaluate the same information concerning the underlying securities issuer and the underlying securities guarantor as you would obtain and evaluate if your investment were directly in the underlying securities or in other securities issued by the underlying securities issuer or the underlying securities guarantor. There can be no assurance that events affecting the underlying securities and the junior subordinated debentures or the underlying securities issuer and underlying securities guarantor have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

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
The yield you will realize on your trust certificates depends upon several factors, including:
•	whether an early termination payment is payable by the trust to the swap counterparty,

•	the purchase price of trust certificates,

•	when you acquire your trust certificates,

•	whether the underlying securities issuer exercises its option to redeem the underlying securities, and

•	whether the call warrant holders exercise their optional rights to purchase outstanding trust certificates.
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
The underlying securities issuer conducts its business through subsidiaries. Accordingly, its ability to meet its obligations under the underlying securities is dependent on the earnings and cash flows of those subsidiaries and the ability of those subsidiaries to pay dividends or to advance or repay funds to the underlying securities issuer. In addition, the rights that the underlying securities issuer and its creditors would have to participate in the assets of any such subsidiary upon the subsidiary’s liquidation or recapitalization will be subject to the prior claims of the subsidiary’s creditors. Certain subsidiaries of the underlying securities issuer have incurred substantial amounts of debt in the expansion of their businesses, and the underlying securities issuer anticipates that certain of its subsidiaries will do so in the future.

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
If the underlying securities issuer defaults on its obligations under the underlying securities or the underlying securities guarantor ceases to file Exchange Act reports, then the trust will either distribute the underlying securities to the trust certificateholders or dispose of them and distribute the proceeds to the trust certificateholders. Your recovery in either of those events may be limited by three factors:
•	if a default occurs, the market value of the underlying securities may be adversely affected and the proceeds of their disposition may be lower than the aggregate present value or stated amount (if applicable) of the trust certificates;

•	in either event, any distribution of funds or underlying securities by the trust to the trust certificateholders will be done in accordance with the allocation ratio as described in the applicable prospectus supplement relating to the trust certificates. The funds or aggregate principal amount of underlying securities you receive on that distribution may be less than the present value or stated amount (if applicable) of your trust certificates; and

•	any such distribution of funds will be subject to the payment by the trust to the swap counterparty of any early termination payment.
THE TRUSTEE WILL NOT MANAGE THE UNDERLYING SECURITIES
Except as described below, the trust will not dispose of any underlying securities, even if an event occurs that adversely affects the value of the underlying securities or that adversely affects the underlying securities issuer or the underlying securities guarantor. As provided in the applicable trust agreement, the trust will dispose of the underlying securities only if:
•	there is a payment default on any underlying securities,

•	there is another type of default that accelerates the maturity of the underlying securities, or

•	the underlying securities guarantor ceases to file Exchange Act reports.
Under the first circumstance listed above, the trustee must sell the underlying securities on behalf of the trust, even if adverse market conditions exist. The trustee has no discretion to do otherwise. If adverse market conditions do exist at the time of the trustee’s sale of the underlying securities, you may incur greater losses than if the trust continued to hold the underlying securities.

THE TRUST CERTIFICATES ARE SUBJECT TO THE CREDITWORTHINESS OF THE UNDERLYING SECURITIES ISSUER AND THE UNDERLYING SECURITIES GUARANTOR
The trust certificates represent interests in obligations of the underlying securities issuer and the underlying securities guarantor. In particular, the trust certificates will be subject to all the risks associated with directly investing in both underlying securities issuer’s and the underlying securities guarantor’s unsecured subordinated debt obligations. None of the underlying indenture, the underlying securities or the underlying securities guarantee places a limitation on the amount of indebtedness that may be incurred by the underlying securities issuer or underlying securities guarantor.
THE TRUST’S RIGHT TO DIRECT ACTION AGAINST THE UNDERLYING SECURITIES GUARANTOR TO ENFORCE THE RIGHTS OF THE UNDERLYING SECURITIESHOLDERS IS LIMITED
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
Should the underlying securities guarantor exercise its right to defer any payment of interest on the underlying securities, each underlying securities holder will be required to accrue interest income (as original issue discount) in respect of the deferred stated interest allocable to its share of the underlying securities for United States federal income tax purposes. As a result, a trust certificateholder, as a beneficial owner of the underlying securities, would have to include this amount in gross income for United States federal income tax purposes prior to the receipt of any cash distributions. In addition, the trust certificateholder would not receive cash from the underlying security issuer related to this income if the trust certificateholder disposes of the trust certificates prior to the record date on which distributions of these amounts are made. To the extent the selling price is less than the trust certificateholder’s adjusted tax basis (which will include, in the form of original issue discount all accrued but unpaid interest), the trust certificateholder will recognize a capital loss. Subject to limited exceptions, capital losses cannot be applied to offset ordinary income for United States federal income tax purposes.
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
Should The underlying issuer elected to exercise its right to defer payments of interest on the junior subordinated debentures in the future, the market price of the underlying securities is likely to be adversely affected. In addition, merely as a result of the existence of The underlying issuer’s right to defer payments of interest on the junior subordinated debentures, the market price of the underlying securities may be more volatile than the market prices of other securities that are not subject to such deferrals.

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
A number of factors may affect the timing of distributions with respect to your trust certificates and the yield that you realize on your trust certificates, including:
•	the purchase price you pay for your trust certificates;

•	the interest rate on the trust certificates, which will be greater than or equal to 3.00% and will not exceed 8.00%;

•	the performance of the underlying securities;

•	whether the underlying securities issuer redeems, repurchases or repays the underlying securities before their maturity;

•	whether the underlying security guarantor elects to defer interest payments on the underlying securities;

•	whether the underlying securities issuer defaults under the underlying securities;

•	the possibility that if there is a swap termination event that is not a trust termination event a fixed rate of 6.345% per annum will be payable on the trust certificates, instead of the floating rate distribution amount payable under the swap agreement;

•	the possibility that the swap agreement may be terminated early in certain circumstances, resulting in the termination of the trust prior to its scheduled termination date; and

•	whether the holder of the call options exercises its call options on your trust certificates.
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
     None.
ITEM 3. LEGAL PROCEEDINGS
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Trust Certificates issued by PPLUS Trust Series GSC-2 are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company. The Trust Certificates are listed on the New York Stock Exchange.
ITEM 6. SELECTED FINANCIAL DATA
     Not Applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Not Applicable.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Not Applicable.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
The Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2006, in respect of the November 15, 2006 distribution to holders of the PPLUS Trust Certificates Series GSC-2, had been filed late. Additionally, the Registrant’s current report on Form 8-K, in respect of the May 15, 2006 distribution to holders of the PPLUS Trust Certificates Series GSC-2, had been filed using the incorrect CIK number. Such Form 8-K was subsequently filed with the Securities and Exchange Commission using the correct CIK number on June 6, 2006, after the applicable filing deadline for such report. The Registrant has revised its procedures so as to provide reasonable assurance that its future Exchange Act filings will be filed using the correct CIK number and within the applicable time periods.
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
     Not Applicable.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
31.1	Certification of Vice President of Registrant dated March 26, 2007, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

99.1	Trustee’s Annual Compliance Certificate dated March 22, 2007.

99.2.	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 26, 2007, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 26, 2007 and PPLUS Minimum Servicing Standards.

99.3.	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated March 1, 2007, The Bank of New York’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 1, 2007 and PPLUS Minimum Servicing Standards.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 26, 2007	By:	/s/ Jason Liddell
		Name:	Jason Liddell
		Title:	Vice President