Form 10-K
period 2007-12-31
PPLUS Trust Series GSC-2
filed 2008-03-27
CIK 1294808

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2007	001-32247
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF PPLUS TRUST SERIES GSC-2)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

WORLD FINANCIAL CENTER, NEW YORK, NEW YORK (Address of principal executive offices)	10080 (Zip Code)

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
YOU MAY SUFFER LOSSES AS A RESULT OF ANY SWAP EARLY TERMINATION PAYMENT UPON THE LIQUIDATION OF THE UNDERLYING SECURITIES
In the event the underlying securities are liquidated as a result of a default by the underlying securities issuer on its obligations or the underlying securities issuer ceases to file Exchange Act reports, or upon an underlying securities bankruptcy event, trust swap payment default or a trust regulatory event, you will not receive any distributions payable to you until after the payment of the early termination payment (if any is then payable) to the swap counterparty. Unless the proceeds received from the liquidation of the underlying securities are sufficient to pay any early termination payment plus the certificate principal balance and accrued and unpaid interest then due on the trust certificates, you will suffer a loss as a result of such early termination payment and such liquidation. This loss could be quite substantial in relation to the total value of your trust certificates.
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

THE TRUST CERTIFICATES ARE SUBJECT TO THE CREDITWORTHINESS OF THE UNDERLYING SECURITIES ISSUER AND THE UNDERLYING SECURITIES GUARANTOR
The trust certificates represent interests in obligations of the underlying securities issuer and the underlying securities guarantor. In particular, the trust certificates will be subject to all the risks associated with directly investing in both the underlying securities issuer’s and the underlying securities guarantor’s unsecured subordinated debt obligations. None of the underlying indenture, the underlying securities or the underlying securities guarantee places a limitation on the amount of indebtedness that may be incurred by the underlying securities issuer or underlying securities guarantor.
THE TRUST’S RIGHT TO DIRECT ACTION AGAINST THE UNDERLYING SECURITIES GUARANTOR TO ENFORCE THE RIGHTS OF THE UNDERLYING SECURITIES HOLDERS IS LIMITED
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
IF THE TRUST CERTIFICATES ARE PREPAID WHEN PREVAILING MARKET INTEREST RATES FOR SECURITIES OF A COMPARABLE CREDIT RATING ARE LOWER THAN THE YIELD ON YOUR TRUST CERTIFICATES, YOU MAY BE UNABLE TO REALIZE A COMPARABLE YIELD WHEN YOU REINVEST THE FUNDS THAT YOU RECEIVE FROM THE PREPAYMENT OF YOUR TRUST CERTIFICATES
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
     Not Applicable.
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
     Not Applicable.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
31.1.	Certification of Vice President of Registrant dated March 14, 2008, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

99.1.	Trustee’s Annual Compliance Certificate dated March 6, 2008.

99.2.	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 14, 2008, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 14, 2008 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Registered Public Accounting Firm, dated March 5, 2008, The Bank of New York’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 5, 2008 and PPLUS Minimum Servicing Standards.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 25, 2008	By:	/s/ Ronald Monaco
		Name:	Ronald Monaco
		Title:	Vice President