Form 10-K
period 2022-12-31
PPLUS Trust Series GSC-2
filed 2023-03-21
CIK 1294808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2022	001-32247

MERRILL LYNCH DEPOSITOR, INC.

(ON BEHALF OF PPLUS TRUST SERIES GSC-2)

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

ONE BRYANT PARK, 4th FL NEW YORK, NEW YORK (Address of principal executive offices)	10036 (Zip Code)

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

ITEM 6. [RESERVED]

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

Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements: Not Applicable.

(a)(2) Financial Statement Schedules: Not Applicable.

(a)(3) List of Exhibits

The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

4.1	For a description of the securities of the PPLUS Trust Series GSC-2, see Prospectus Supplement (To Prospectus dated October 24, 2002) dated as of July 13, 2004 filed by the Depositor with the SEC on July 16, 2004 and incorporated here by reference

31.1.	Certification of the President of Registrant dated March 21, 2023, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.

99.1.	Trustee’s Annual Compliance Certificate dated March 20, 2023.

99.2.	Report of PricewaterhouseCoopers LLP, Independent Accountants, dated March 10, 2023, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 10, 2023 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Accountants, dated February 22, 2023, The Bank of New York Mellon’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 22, 2023 and PPLUS Minimum Servicing Standards.

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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 21, 2023	By:	/s/ Matthew J. Nelson
		Name:	Matthew J. Nelson
		Title:	President