Form 10-K
period 2025-12-31
PPLUS Trust Series GSC-2
filed 2026-03-23
CIK 1294808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2025	001-32247

MERRILL LYNCH DEPOSITOR, INC.

(ON BEHALF OF PPLUS TRUST SERIES GSC-2)

(Exact name of registrant as specified in its charter)

DELAWARE	13-3891329
(State or other jurisdiction of incorporation)	(I. R. S. Employer Identification No.)

ONE BRYANT PARK, 4th FL NEW YORK, NEW YORK	10036
(Address of principal executive offices)	(Zip Code)

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

During the year ended December 31, 2025, the Registrant filed the report on Form 8-K detailing the November 17, 2025 distribution to certificateholders more than four business days after such distribution. As a result of certain technical changes to the EDGAR filing system, personnel at the Registrant and its agent had not timely obtained authorization to make the filing on behalf of the Registrant and the filing was made only after such authorizations were obtained. The Registrant has procedures so as to provide reasonable assurance that its future Exchange Act filings will be filed within the applicable time periods.

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

Not Applicable.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements: Not Applicable.

(a)(2) Financial Statement Schedules: Not Applicable.

(a)(3) List of Exhibits

The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

4.1	For a description of the securities of the PPLUS Trust Series GSC-2, see Prospectus Supplement (To Prospectus dated October 24, 2002) dated as of July 13, 2004 filed by the Depositor with the SEC on July 16, 2004 and incorporated here by reference.

19.	Insider Trading Policy

31.1.	Certification of the President of Registrant dated March 23, 2026, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025.

97.	Policy Relating to Recovery of Erroneously Awarded Compensation.

99.1.	Trustee’s Annual Compliance Certificate dated February 18, 2026.

99.2.	Report of PricewaterhouseCoopers LLP, Independent Accountants, dated March 9, 2026, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 9, 2026 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Accountants, dated February 18, 2026, The Bank of New York Mellon’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 18, 2026 and PPLUS Minimum Servicing Standards.

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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 23, 2026	By:	/s/ Matthew J. Nelson
		Name:	Matthew J. Nelson
		Title:	President